Form 10-K
period 1996-12-31
EQUICON MORTGAGE LOAN TRUST 1994-2
filed 1997-03-26
CIK 933521

United States
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K

X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996
                                    OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number:  033-75002-02

                 Equicon Mortgage Loan Trust, Series 1994-2
            (Exact name of registrant as specified in its charter)

             New York                             Applied For
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)

c/o Norwest Bank Minnesota, N.A.
11000 Broken Land Parkway
Columbia, Maryland                            21044
(Address of Principal                         (Zip Code)
Executive Offices)

Registrant's telephone number including area code:  (410) 884-2000

Securities registered pursuant to Section 12 (b) of the Act:
               None

Securities registered pursuant to Section 12 (g) of the Act:
               None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
               Yes XX     No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K.
               Not applicable

Aggregate market value of voting stock held by non-affiliates of the registrant as of December 31, 1996:
               Not Applicable

Number of shares of common stock outstanding as of December 31, 1996:
               Not Applicable


                                   PART I

Item 1.  Business

     Omitted.

Item 2.  Properties

     See Item 14(a), Exhibit 99.3, for information provided in lieu of information required by Item 102 of Regulation S-K.


Item 3.  Legal Proceedings

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of holders of equity interest during the period covered by this report through the solicitation of proxies or otherwise.


                                 PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters.

     (a) The Issuer does not issue stock. There is no established trading market for the Trust's securities.

     (b) As of December 31, 1996, the number of holders of Certificates was 11.

     (c)  Omitted.

Item 6.  Selected Financial Data.

     Omitted.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Omitted.

Item 8.  Financial Statements and Supplementary Data.

     Omitted.

Item 9. Changes In and Disagreement with Accountants on Accounting and Financial Disclosure.

     None.


                                 PART III

Item 10.  Directors and Executive Officers of the Registrant.

     Omitted.

Item 11.  Executive Compensation.

     Omitted.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     None.

Item 13.  Certain Relationships and Related Transactions.

     None.


                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8K

     (a)  Exhibits.
          The following exhibits are or will be provided.

          99.1 Annual Report of Independent Public Accountants' as to master servicing activities or servicing activities, as applicable.

                (a)  Electronic Data Systems Corp., as servicer <F1>
                (b)  LSI Financial Group, as servicer <F1>



          99.2  Management Assertion Letter

                (a)  Electronic Data Systems Corp., as servicer <F1>
                (b)  LSI Financial Group, as servicer <F1>

          99.3 Annual Statement of Compliance with obligations under the Pooling and Servicing Agreement or servicing agreement, as applicable, of:

                (a)  Electronic Data Systems Corp., as servicer <F1>
                (b)  LSI Financial Group, as servicer <F1>

     (b) On January 23, 1997, a report on Form 8-K was filed in order to provide the statements for the monthly distributions to holders of the Certificates.

     (c)  Omitted.

     (d)  Omitted.



<F1>  Such document (i) is not filed herewith since such document was not received by the Reporting Person at least three business days prior to the due date of this report; and (ii) will be included in an amendment to this report on From 1-K/A to be filed within 30 days of the Reporting Person's receipt of such document.


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED
SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

     (a)(1) No annual report is provided to the Certificateholders other than with respect to aggregate principal and interest distributions.

     (b)(1) No proxy statement, form of proxy or other proxy soliciting material has been sent to any Certificate holder with repsect to any annual or other meeting of Certificateholders.




                                SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

              Equicon Mortgage Loan Trust, Series 1994-1
                              (Registrant)

                                     By:     Norwest Bank Minnesota, N.A.
                                             Trustee

                                     By:     /s/Sherri J. Sharps
                                     Name:   Sherri J. Sharps
                                     Title:  Vice president
                                     Date:   March 21, 1997