Form 10-K/A
period 1996-12-31
EQUICON MORTGAGE LOAN TRUST 1994-2
filed 1997-07-08
CIK 933521

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1


(Mark One)

| x |   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996

|   |   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File No.:  033-75002-02

                   Equicon Mortgage Loan Trust, Series 1994-2
             (Exact name of registrant as specified in its charter)

New York (governing law of pooling and servicing agreement)
State or other jurisdiction of incorporation or organization)

41-1798301, 41-1798302
(I.R.S. Employer Identification No.)

c/o Norwest Bank Minnesota, N.A.
11000 Broken Land Parkway
Columbia, MD                                     21044
(Address of principal executive                 (Zip Code)
offices)

Registrant's telephone number, including area code (410) 884-2000

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:  NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X                No



This Amendment No. 1 on Form 10-K/A amends Item 14 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on March 26, 1997, by Norwest Bank Minnesota, N.A. (the "Reporting Person"), on behalf of Equicon Mortgage Loan Trust, Series 1994-2 (the "Trust"), established pursuant to a Pooling and Servicing Agreement (the "Pooling and Servicing Agreement") among Cargill Financial Services Corporation, as Sponsor, (the "Sponsor"), Equicon Corporation , as Seller, (the "Seller"), Electronic Data Systems Corporation, as Servicer, (the "Servicer"), and Norwest Bank Minnesota, N.A., as Trustee, (the "Trustee"), pursuant to which the Equicon Mortgage Loan Trust, Series 1994-2, certificates registered under the Securities Act of 1933 (the "Certificates") were issued.
Item 14 of the Original Form 10-K is amended to read in its entirety as follows:

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)  Exhibits

          99.1 Annual Report of Independent Public Accountants' as to master servicing activities or servicing activities as applicable:

                   (a)  Electronic Data Systems Corp., as Servicer<F1>
                   (b)  LSI Financial Group, as Servicer<F1>

          99.2 Management Assertion Letter:

                   (a)  Electronic Data Systems Corp., as Servicer<F1>
                   (b)  LSI Financial Group, as Servicer<F2>

          99.3 Annual Statements of Compliance with obligations under the Pooling Agreement or servicing agreement, as applicable, of:

                   (a) Electronic Data Systems Corp., as Servicer<F2>
                   (b) LSI Financial Group, as Servicer<F2>

     (b) On January 23, 1997 a report on Form 8-K was filed in order to provide the statements for the monthly distributions to holders of the Certificates.

     (c)  Omitted.

     (d)  Omitted.


<F1> Filed herewith.

<F2> Such  document  (i) is not  filed  herewith  since  such  document  was not received by the Reporting Person at least three business days prior to the due date of this report; and (ii) will be included in a further amendment to the Original Form 10-K to be filed within 30 days of the Reporting Person's receipt of such document.





                                    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:


                   Equicon Mortgage Loan Trust, Series 1994-2


                        By: Norwest Bank Minnesota, N.A.,
                           as Trustee

                       By: /s/ Sherri J. Sharps
                       By: Sherri J. Sharps
                    Title: Vice President
                    Dated: June 24, 1997



                                  EXHIBIT INDEX

          Exhibit No.

          99.1 Annual Report of Independent Public Accountants' as to master servicing activities or servicing activities as applicable:

                   (a)  Electronic Data Systems Corp., as Servicer<F1>
                   (b)  LSI Financial Group, as Servicer<F1>

          99.2 Management Assertion Letter:

                   (a)  Electronic Data Systems Corp., as Servicer<F1>
                   (b)  LSI Financial Group, as Servicer<F2>

          99.3 Annual Statements of Compliance with obligations under the Pooling Agreement or servicing agreement, as applicable, of:

                   (a) Electronic Data Systems Corp., as Servicer<F2>
                   (b) LSI Financial Group, as Servicer<F2>


<F1> Filed herewith.

<F2> Such  document  (i) is not  filed  herewith  since  such  document  was not received by the Reporting Person at least three business days prior to the due date of this report; and (ii) will be included in a further amendment to the Original Form 10-K to be filed within 30 days of the Reporting Person's receipt of such document.